Form 10-Q
period 2015-03-31
Broke Out Inc.
filed 2015-05-19
CIK 1634942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 31, 2015

☐   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________ to__________

  Commission File Number: 333-202337

Broke Out Inc.

(Exact name of registrant as specified in its charter)

Nevada	37-1774468
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

83, High Street, Stony Stratford, Milton Keynes United Kingdom, MK11 1AT
(Address of principal executive offices)

+44 744 438 5345
(Registrant’s telephone number)
___________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,000,000 shares as of May 18, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited); and
F-4	Notes to the unaudited Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

Broke Out Inc.

Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current Assets
Cash	$1,993	$24,651
Total Current Assets	1,993	24,651
Fixed Assets
Property & Equipment, net of accumulated depreciation of $2,180 and $950, respectively.	18,371	19,601
Intangiables, net of accumulated depreciation of $295 and $171, respectively	7,471	7,595

TOTAL ASSETS	$27,835	$51,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$2,524	$18,546
Advances from related party	33,491	28,723
Total Current Liabilities	36,015	47,269
Total Liabilities	36,015	47,269

Commitment & Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 15,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	15,000	15,000
Additional paid-in capital	(2,705)	(4,069)
Accumulated deficit	(20,475)	(6,353)
Total Stockholders' Equity (Deficit)	(8,180)	4,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,835	$51,847

The accompanying notes are an integral part of these unaudited financial statements.

F-1

Broke Out Inc.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014

Net revenues from related party	$17,072	$62
Third-party Sales	7,793	4,992
Total Revenue	24,865	5,054
Cost of Goods Sold, related to third party sales	11,945	291

Gross Profit	12,920	4,763

Operating Expenses
Depreciation and Amortization	1,354	125
General and administrative expenses	11,769	4,991
Professional Fees	14,083	-
Total Operating Expenses	27,206	5,116

Other Expenses
Exchange Gain(Loss)	163	(2)
Total Other Expenses	163	(2)

Loss before Provision for Income Taxes	(14,122)	(355)

Provision for Income Taxes	-	-

Net Loss	$(14,122)	$(355)

Net Loss per Share: Basic and Diluted	$(0.00)	$-

Weighted Average Number of Shares Outstanding: Basic and Diluted	15,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

F-2

Broke Out Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,122)	$(355)
Adjustments to reconcile net loss to net cash used in operating activities		-
Depreciation and amortization expense	1,354	125
Changes in:
Accounts payable	(16,021)	-
Contributed services	1,364	-
Net cash provided by operating activities	(27,425)	(230)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director, net	4,767	-
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	4,767	-

Effect of exchange rate changes on cash	-	-

Changes in cash during the period	-	-

Cash at beginning of period	24,651	-

Cash at end of period	$1,993	$(230)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

F-3

Broke Out Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

Broke Out Inc. was incorporated on December 19, 2014 in the State of Nevada for the purpose of designing, manufacturing, and selling street ware and gym fitness apparel to customers. The Company operates through its wholly-owned subsidiary, Broke Out, Ltd., company organized under the Laws of England and Wales that the Company purchased from its President, CEO and director, Jason Draper, for 10,000,000 shares of the Company’s common stock.

Broke Out Ltd. was formed on August 29, 2014, and, before the Company acquired it, was owned and operated by Mr. Draper. Prior to forming Broke Out Ltd., Mr. Draper operated the business as a sole proprietor under the dba “Broke Out, Ltd.” He started the business on December 12, 2013 when he purchased a computer, started working on product designs and the company’s website. The first sales occurred in early 2014, prior to the formation of Broke Out, Ltd. Subsequently, Mr. Draper contributed the business assets and liabilities of his sole proprietorship into Broke Out, Ltd., in exchange for a 100% equity interest in the company. The Company then acquired Broke Out, Ltd. from Mr. Draper

The consolidated financial statements include the financial statements of Broke Out Inc., its wholly-owned subsidiary Broke Out, Ltd, and Jason Draper doing business as Broke Out, Ltd. All significant inter-company balances and transactions have been eliminated upon consolidation.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation and use of Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The company was incorporated, for the purpose of designing, manufacturing, and selling street wear and gym fitness apparel to customers.

The Company has elected December 31 as its fiscal year end.

NOTE 3 – GOING CONCERN

As set forth on the Company's balance sheet, its assets amounted to $27,835. This amount does not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company's books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Draper and from equity funding, via proceeds raised from the offering set forth in this prospectus. However there can be no assurances that management's plans will be successful.

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Gone Retro is owned and operated by our President and CEO, Mr. Jason Draper.

As of March 31, 2015, the balance of the amounts due from the director was $33,491. The amounts loaned to and from the director were unsecured, non-interest bearing, and had no specific terms of repayment. The Company neither owns nor formally leases any real or personal property, and an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

We make related party sales through our related party manufacturer, Gone Retro, on its e-commerce site. These revenues are shown net of cost of sales.

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. During the fiscal year 2014, the company has begun accruing for this service at a rate of £300GBP per month until which time the Officer becomes involved in other business activities not related to the company. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We were incorporated as Broke Out Inc. on December 19, 2014 in the State of Nevada for the purpose of designing, manufacturing, and selling street ware and gym fitness apparel to customers. We operate through our wholly-owned subsidiary, Broke Out, Ltd., company organized under the Laws of England and Wales that we purchased from our President, CEO and director, Jason Draper, for 10,000,000 shares of our common stock.

Broke Out Ltd. was formed on August 29, 2014, and, before we acquired it, was owned and operated by Mr. Draper. Prior to forming Broke Out Ltd., Mr. Draper operated the business as a sole proprietor under the dba “Broke Out, Ltd.” He started the business on December 12, 2013 when he purchased a computer, started working on product designs and the company’s website. The first sales occurred in early 2014, prior to the formation of Broke Out, Ltd. Subsequently, Mr. Draper contributed the business assets and liabilities of his sole proprietorship into Broke Out, Ltd., in exchange for a 100% equity interest in the company. We then acquired Broke Out, Ltd.

Our operating subsidiary has been selling street ware and gym and fitness apparel for the past 12 months and we have sold approximately 4,400 units to date. Most of our sales have been through our related party manufacturer, Gone Retro, on its e-commerce site. Some sales have occurred on third party e-commerce sites such as eBay and Asos Market Place, and others through small retail shops. Over this time, demand for products has often outstripped supply. This is due to the limited amount of funding available to date.

Our overall aim is to design, manufacture, and sell street ware and gym and fitness apparel to the image conscious individual. Our goal is to provide customers with quality products that will empower them whilst allowing them to exercise in style.

The following is a list of business goals and milestones we wish to accomplish within the next twelve months.

●	Secure necessary funds

●	Locate and lease suitable manufacturing facility, purchase machinery, equipment and supplies to increase production

●	Engage in advertising and marketing

●	Hire skilled employees to complete our team

●	Pay for legal and accounting costs

Secure Funding

Our first major milestones will be securing funds and upping the scale of our production. This is our primary focus. In three years, we hope to have established our brand and company both in the United Kingdom and internationally.

We have gone public and have registered 50,000,000 shares of our common stock. We hope to raise $200,000 from this offering.

Facility, Materials and Equipment

Should we secure sufficient funding we intend to lease a retail unit in a shopping mall near London, UK. We would initially target The Center MK and Bluewater malls. They both benefit from 27 and 28 million guest visits per annum and 1.3 million and 1.6 million square feet of retail space, respectively.

Such spaces are available from www.thecentremk.com and www.bluewater.co.uk. The approximate costs start at $15,000 for a pop-up mall stall to $60,000 per annum for a retail space of around 1,000 square feet. We are currently budgeting for $30,000 per annum as we would ideally have one stall in each mall. We expect to start leasing such a facilities in mid to late 2015 if we are able to raise sufficient funding. If we raise less money that we hope, we plan to only acquire one stall at $15,000. We would like achieve this in the next 12 months but the current space we have along with our online market do not make this our immediate priority.

With regards to new machinery, the acquisition of an inventory control system, industrial screening and printing machines would allow us to bring manufacturing in house and will require $30,000. Additional materials and equipment includes garments, embroidery machines and consumables, sewing machines, camera and integrated images from website to add to the printer for the items we make other materials, as well as certain pieces of small equipment to be used in the manufacturing of our products. The purchase of these items will depend on funds available, and management would budget $20,000. These assets and inventory items will be purchased immediately upon receipt of funding. Further developing our existing product ranges will require $20,000 for the coming year. This will be used to perform market research, design, develop and manufacture a new range. The acquisition of new machinery and inventory is our immediate priority along with securing funding. We intend to achieve this in the next 3 to 6 months.

In the event we are able to raise less money, we will have to scale back the purchase of the above items in the order of preference outlined above. Thus, for instance, if we are only able to raise half of the money we are looking for, we will purchase everything except for further development on our existing product ranges. In the event we are only able to raise less than half, we will focus on the acquisition of an inventory control system, industrial screening and printing machines within the next 3 to 6 months.

Advertising and Marketing

As demand and direct online sales increase we will benefit from developing the e-commerce website to handle multiple product lines and integrate this function into the inventory control system which we also intend on acquiring. This will involve technical programming, increased server capacity and bandwidth. Management expect this will cost $20,000 and would be implemented in conjunction with the acquisition of the inventory control system.

We intend to increase our online marketing and web presence immediately/when funding is received. We intend to instruct a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We estimate initially this will cost $2,500. Ultimately we aim to develop online global campaigns using Google adwords, Facebook, Ebay and Asos which allow you to target potential customers by topic, location and language. Google Adwords for example allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘gymwear’, ‘fitness apparel’, ‘urban clothing’ and other similar concepts that are popular in different countries/languages. With regards to the international markets we hope to establish our brand in, we have had our website reviewed by a marketing strategist who has begun to develop some basic advertising campaigns in the USA and Europe. The size and length of this campaign will depend on funding received. We intend to begin the campaign in June/July 2015 with the aim of increasing summer sales. A modest 3 month campaign would cost in the region of $10,000, but a more comprehensive/extensive campaigned could last up to six months/a year and would cost up to $30,000.

We intend to budget a total of $30,000 for marketing and advertising if we raise $200,000. The shortfall in funds to complete the above objections is expected to be met by our revenues. In the event we are able to raise less money in our offering, we will have to scale back on advertising and marketing in the order of preference outlined above. Thus, for instance, if we are only able to raise half of the money we need, we will develop our e-commerce website and integrate that function into our inventory control system, followed by search engine optimization with less money involved in our marketing campaign. In the event we are only able to raise less than half, we will have to consider our options with available revenues. We will implement these campaigns once we have acquired new machinery. It is important that we can satisfy any increased demand through a successful advertising campaign. A budget will be allocated to advertising through Google adwords once we have secured funding or gross profits allow within the next 3 to 6 months.

Labor

We currently subcontract certain elements of the manufacturing process. Depending of the level of proceeds received we would like to bring these processes in house as described above. This would require hiring a suitably skilled seamstress to use the aforementioned machinery. We will use specialized recruitment consultants to find such skilled individuals and will provide suitable training where necessary. We estimate a part-time individuals meeting our requirements will cost approximately $20,000 per annum and full time individuals would cost approximately $35,000. Should we raise sufficient funding we would start recruiting immediately. Alternatively we could continue to outsource elements of the manufacturing process until such a time those full time employees are financially viable. We would expect this to be within the next 12-24 months though organic growth should we not receive sufficient funding to recruit immediately. Required training will be funded through revenues or proceeds of this offering and employees will be sent on formal training courses offered by suitable industry trainers. Should we not receive the required proceeds the company will continue to use current skilled suppliers to complete the production of the garments. We intend to hire new employees depending on our production and marketing needs as funds are available. We expect this will be within the next 9 to 12 months and it will be prioritized in order of merit and depending on the increase in sales and new machinery acquired.

As an alternative to recruiting new staff and in an effort to penetrate the US market management is investigating the possibility of recruiting a celebrity such as a professional athlete or an easily recognizable person to endorse the brand. Management believe this would give the brand credibility and potentially increase sales in the US. Management are investigating different options but expect costs to be in the region of $35,000 per annum. Such celebrity endorsers can be found through agencies such as www.celebrity.co.uk, www.celebrityendorsementdeals.com and www.celebexperts.com.

Offering Expenses, Legal and Accounting

In order to fund our operations, we believe that we need the $200,000. We will be required to compensate legal and accounting professional as we meet our reporting obligations with the Securities and Exchange Commission. We believe this will costs us approximately $25,000 for the next twelve months.

Results of Operations for the Three Months Ended March 31, 2015 and 2014.

Revenues

Our total revenue reported for the three months ended March 31, 2015 was $24,865. We had revenues of $5,054 for the same period ended March 31, 2014. Most of our revenues are attributable to sales through Gone Retro, our related party manufacturer, on its e-commerce site. Some sales have occurred on third-party e-commerce sites and some at small retail shops in the UK.

We expect revenues to increase for the year ended December 31, 2015 as a result of increased sales resulting from improved marketing, increased production and higher quality production. If we are able to raise money, we hope to generate revenues to form our own e-commerce site.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2015 was $11,945. We had cost of goods sold of $291 for the same period ended March 31, 2014.

Gross Profit

Gross profit for the three months ended March 31, 2015 was $12,920, or approximately 52% of sales. Compared with gross profits of $4,763, or approximately 94% for the same period ended March 31, 2014.

Operating Expenses

Operating expenses were $27,206 for the three months ended March 31, 2015, as compared with $5,116 for the same period ended March 31, 2014. Our operating expenses for the three months ended March 31, 2015 consisted of depreciation and amortization in the amount of $1,354, general and administrative expenses of $11,769 and professional fees of $14,083. Our operating expenses for the three months ended March 31, 2014 consisted of depreciation and amortization in the amount of $125 and general and administrative expenses of $4,991.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended March 31, 2015 was $14,122, as compared with $355 for the same period ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $1,993, consisting of cash. We had current liabilities of $36,015 as of March 31, 2015. Accordingly, we had a working capital deficit of $34,022 as of March 31, 2015.

Operating activities used $27,427 in cash for the three months ended March 31, 2015. Our net loss of $14,122 and decrease in accounts payable were the main components of our negative operating cash flow.

Financing activities for the three months ended March 31, 2015 generated $4,768 in cash from director advances.

As outlined above, we expect to spend approximately $200,000 toward the initial implementation of our business plan over the course of our next full fiscal year. As of March 31, 2015, we had $1,993 in cash. The success of our business plan therefore depends on raising funds. If the maximum amount is sold, we should have sufficient cash to carry out our business plan until December 31, 2015. If substantially less than the maximum offering is sold, however, our ability to execute on our immediate business plan will be impaired. Our ability to operate beyond December 31, 2015, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at March 31, 2015 amounted to $27,835. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining additional loans from Mr. Draper and from equity funding. However there can be no assurances that management's plans will be successful.

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broke Out Inc.

Date:	May 19, 2015	By:	/s/ Jason Draper
Jason Draper
		Title:	Chief Executive Officer

