Form 10-Q
period 2015-06-30
Broke Out Inc.
filed 2015-08-05
CIK 1634942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,200,000 shares as of August 5, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited); and
F-4	Notes to the unaudited Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

1

Broke Out Inc.

Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$11,737	$24,651
Total Current Assets	11,737	24,651
Fixed Assets
Property & Equipment, net of accumulated depreciation of $2,862 and $950, respectively	36,137	19,601
Intangibles, net of accumulated depreciation of $1,202 and $171, respectively	6,564	7,595

TOTAL ASSETS	$54,438	$51,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$10,400	$18,546
Advances from related party	17,584	28,723
Total Current Liabilities	27,984	47,269
Total Liabilities	27,984	47,269

Commitment & Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 27,200,000 and 15,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	27,200	15,000
Additional paid-in capital	35,273	(4,069)
Accumulated deficit	(36,019)	(6,353)
Total Stockholders' Equity (Deficit)	26,454	4,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$54,438	$51,847

The accompanying notes are an integral part of these unaudited financial statements.

F-1

Broke Out Inc.

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net revenues from related party	$33,415	$1,528	50,487	$1,590
Third-party Sales	9,065	5,869	16,858	10,861
Total Revenue	42,480	7,397	67,345	12,451
Cost of Goods Sold, related to third party sales	24,452	860	36,397	1,151

Gross Profit	18,028	6,537	30,948	11,300

Operating Expenses
Depreciation and Amortization	2,539	131	3,893	256
General and administrative expenses	5,182	5,868	16,951	10,860
Professional Fees	26,095	—	40,177	—
Total Operating Expenses	33,816	5,999	61,021	11,116

Other Expenses
Exchange Gain(Loss)	244	6	407	4
Total Other Expenses	244	6	407	4

Loss before Provision for Income Taxes	(15,545)	544	(29,666)	189

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(15,545)	$544	$(29,666)	$189

Net Loss per Share: Basic and Diluted	$(0.00)	$—	$(0.00)	$—

Weighted Average Number of Shares Outstanding: Basic and Diluted	15,722,273	—	15,363,151	—

The accompanying notes are an integral part of these unaudited financial statements.

F-2

Broke Out Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,666)	$189
Adjustments to reconcile net loss to net cash used in operating activities		—
Depreciation and amortization expense	3,893	256
Changes in:
Accounts payable	(8,146)	—
Contributed services	2,742	—
Net cash used by operating activities	(31,177)	445

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,249)	—
Net cash used in investing activities	(18,249)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances repaid to Director, net	(11,139)	—
Proceeds from sale of common stock	48,800	—
Net cash provided by financing activities	37,661	—

Effect of exchange rate changes on cash	(1,150)	—

Changes in cash during the period	(11,766)	—

Cash at beginning of period	24,651	—

Cash at end of period	$11,737	$445

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the results for the full fiscal year ending December 31, 2015.

The company was incorporated, for the purpose of designing, manufacturing, and selling street wear and gym fitness apparel to customers.

The Company has elected December 31 as its fiscal year end.

NOTE 3 – GOING CONCERN

As set forth on the Company's balance sheet, its current assets amounted to $11,737. This amount does not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company's books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Draper and from equity funding, via proceeds raised from the Company’s registered offering and/or private financing. However there can be no assurances that management's plans will be successful.

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Gone Retro is owned and operated by our President and CEO, Mr. Jason Draper.

As of June 30, 2015, the balance of the amounts due from the director was $17,584. The amounts loaned from the director were unsecured, non-interest bearing, and had no specific terms of repayment. The Company neither owns nor formally leases any real or personal property, and an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

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

NOTE 5 – STOCKHOLDER’S EQUITY

As of June 30, 2015, the Company sold an aggregate of 12,200,000 shares of its common stock in its registered offering at a price of $0.004 per share resulting in proceeds to the Company of $48,800.

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

Our operating subsidiary has been selling street ware and gym and fitness apparel for the past 12 months and we have sold approximately 6,950 units to date. Most of our sales have been through our related party manufacturer, Gone Retro, on its e-commerce site. Some sales have occurred on third party e-commerce sites such as eBay and Asos Market Place, and others through small retail shops. Over this time, demand for products has often outstripped supply. This is due to the limited amount of funding available to date.

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

We have gone public and have registered 50,000,000 shares of our common stock. We hope to raise $200,000 from this offering, but we have only raised $48,800 thus far. We will need to raise more to take the steps below and fully implement our business plan.

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

Advertising and Marketing

As demand and direct online sales increase we will benefit from developing the e-commerce website to handle multiple product lines and integrate this function into the inventory control system which we also intend on acquiring. This will involve technical programming, increased server capacity and bandwidth. Management expects this will cost $20,000 and would be implemented in conjunction with the acquisition of the inventory control system.

We intend to increase our online marketing and web presence immediately/when funding is received. We intend to instruct a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We estimate initially this will cost $2,500. Ultimately we aim to develop online global campaigns using Google adwords, Facebook, Ebay and Asos which allow you to target potential customers by topic, location and language. Google Adwords for example allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘gymwear’, ‘fitness apparel’, ‘urban clothing’ and other similar concepts that are popular in different countries/languages. With regards to the international markets we hope to establish our brand in, we have had our website reviewed by a marketing strategist who has begun to develop some basic advertising campaigns in the USA and Europe. The size and length of this campaign will depend on funding received. We intend to begin the campaign in September October 2015 with the aim of increasing autumn/winter sales. A modest 3 month campaign would cost in the region of $10,000, but a more comprehensive/extensive campaigned could last up to six months/a year and would cost up to $30,000.

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

Results of Operations for the Three Months Ended June 30, 2015 and 2014.

Revenues

Our total revenue reported for the three months ended June 30, 2015 was $42,480, as compared with revenues of $7,397 for the same period ended June 30, 2014. Our total revenue reported for the six months ended June 30, 2015 was $67,345, as compared with revenues of $12,451 for the same period ended June 30, 2014.

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

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2015 was $24,452, as compared with cost of goods sold of $860 for the same period ended June 30, 2014. Our cost of goods sold for the six months ended June 30, 2015 was $36,397, as compared with cost of goods sold of $1,151 for the same period ended June 30, 2014.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $18,028, or approximately 42% of sales, as compared with gross profits of $6,537, or approximately 88% for the same period ended June 30, 2014. Gross profit for the six months ended June 30, 2015 was $30,948, or approximately 46% of sales, as compared with gross profits of $11,300, or approximately 91% for the same period ended June 30, 2014. The increase of cost of good sold was due to increased raw material and processing costs involved in printing and embroidering garments.

Operating Expenses

Operating expenses were $33,816 for the three months ended June 30, 2015, as compared with $5,999 for the same period ended June 30, 2014. Our operating expenses for the three months ended June 30, 2015 consisted of depreciation and amortization in the amount of $2,539, general and administrative expenses of $5,182 and professional fees of $26,095. Our operating expenses for the three months ended June 30, 2014 consisted of depreciation and amortization in the amount of $131 and general and administrative expenses of $5,868.

Operating expenses were $61,021 for the six months ended June 30, 2015, as compared with $11,116 for the same period ended June 30, 2014. Our operating expenses for the six months ended June 30, 2015 consisted of depreciation and amortization in the amount of $3,893, general and administrative expenses of $16,951 and professional fees of $40,177. Our operating expenses for the six months ended June 30, 2014 consisted of depreciation and amortization in the amount of $256 and general and administrative expenses of $10,860.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended June 30, 2015 was $15,545, as compared with a net profit of $544 for the same period ended June 30, 2014. Net loss for the six months ended June 30, 2015 was $29,666, as compared with a net profit of $189 for the same period ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $11,737, consisting of cash. We had current liabilities of $27,984 as of June 30, 2015. Accordingly, we had a working capital deficit of $16,247 as of June 30, 2015.

Operating activities used $31,178 in cash for the six months ended June 30, 2015. Our net loss of $29,666 and decrease in accounts payable of $8,146 were the main components of our negative operating cash flow.

Investing activities used $18,249 in cash for the six months ended June 30, 2015. We purchased a garment printing machine during the period to account for the negative investing cash flow.

Financing activities for the six months ended June 30, 2015 generated $37,661 in cash from $48,800 in proceeds from the sale of our common stock less $11,139 that was repaid to our director for advances to our company.

As outlined above, we expect to spend approximately $200,000 toward the initial implementation of our business plan over the course of our next full fiscal year. As of June 30, 2015, we had $11,737 in cash. The success of our business plan therefore depends on raising funds. If the maximum amount in our public offering is sold, we should have sufficient cash to carry out our business plan until December 31, 2015. If substantially less than the maximum offering is sold, however, our ability to execute on our immediate business plan will be impaired. Our ability to operate beyond December 31, 2015, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at June 30, 2015 amounted to $54,438. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining additional loans from Mr. Draper and from equity funding. However there can be no assurances that management's plans will be successful.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2015, our registration statement on Form S-1 (File No. 333-202337) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 12,200,000 shares of our common stock at a price to the public of $0.004 per share resulting in proceeds to us of $48,800. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on April 24, 2015 pursuant to Rule 424(b).

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broke Out Inc.

Date:	August 5, 2015

By:	/s/ Jason Draper
Jason Draper
Title:	Chief Executive Officer

