Form 10-Q
period 2015-09-30
Broke Out Inc.
filed 2015-11-03
CIK 1634942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒   Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,200,000 shares as of October 20, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited); and
F-4	Notes to the unaudited Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

Broke Out Inc.
Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current Assets
Cash	$7,661	$24,651
Total Current Assets	7,661	24,651
Fixed Assets
Property & Equipment, net of accumulated depreciation of $6,299 and $950, respectively.	31,210	19,601
Intangiables, net of accumulated depreciation of $1,541 and $171, respectively	6,225	7,595

TOTAL ASSETS	$45,096	$51,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$2,391	$18,546
Advances from related party	17,071	28,723
Total Current Liabilities	19,462	47,269
Total Liabilities	19,462	47,269

Commitment & Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 27,200,000 and 15,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	27,200	15,000
Additional paid-in capital	36,668	(4,069)
Accumulated deficit	(38,234)	(6,353)
Total Stockholders' Equity (Deficit)	25,634	4,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$45,096	$51,847

The accompanying notes are an integral part of these unaudited financial statements.

Broke Out Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net revenues from related party	$31,233	$1,539	81,720	$3,129
Third-party Sales	4,747	4,246	21,605	15,106
Total Revenue	35,980	5,785	103,325	18,235
Cost of Goods Sold, related to third party sales	23,537	188	59,934	1,338

Gross Profit	12,443	5,597	43,391	16,897

Operating Expenses
Depreciation and Amortization	2,826	173	6,719	429
General and administrative expenses	3,121	4,246	20,072	15,106
Professional Fees	6,899	-	47,091	-
Total Operating Expenses	12,846	4,419	73,882	15,535

Other Expenses
Exchange Gain(Loss)	(983)	14	(1,390)	(9)
Total Other Expenses	(983)	14	(1,390)	(9)

Loss before Provision for Income Taxes	(1,386)	1,192	(31,881)	1,353

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(1,386)	$1,192	(31,881)	$1,353

Net Loss per Share: Basic and Diluted	$(0.00)	$-	(0.00)	$-

Weighted Average Number of Shares Outstanding: Basic and Diluted	27,200,000	-	20,634,485	-

The accompanying notes are an integral part of these unaudited financial statements.

Broke Out Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,881)	$1,353
Contributed services	4,137	-
Adjustments to reconcile net loss to net cash used in operating activities		-
Depreciation and amortization expense	6,719	429
Changes in:
Accounts payable	(16,155)	-
Net cash used by operating activities	(37,180)	1,782

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,249)	(10,127)
Net cash used in investing activities	(18,249)	(10,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to Director	-	10,127
Repaymant to Director	(11,652)	-
Proceeds from sale of common stock	48,800	-
Net cash provided by financing activities	37,148	10,127

Effect of exchange rate changes on cash	1,291	(41)

Changes in cash during the period	(16,990)	1,741

Cash at beginning of period	24,651	-

Cash at end of period	$7,661	$1,741

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

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

The results of operations for the nine month period ended September 30, 2015 are not necessarily indicative of the results for the full fiscal year ending December 31, 2015.

The company was incorporated, for the purpose of designing, manufacturing, and selling street wear and gym fitness apparel to customers.

The Company has elected December 31 as its fiscal year end.

NOTE 3 – GOING CONCERN

As set forth on the Company's balance sheet, its assets amounted to $45,096. This amount does not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company's books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Draper and from equity funding. However there can be no assurances that management's plans will be successful.

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Gone Retro is owned and operated by our President and CEO, Mr. Jason Draper.

As of September 30, 2015, the balance of the amounts due to the director was $17,071. The amounts loaned to and from the director were unsecured, non-interest bearing, and had no specific terms of repayment. The Company neither owns nor formally leases any real or personal property, and an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

We make related party sales through our related party manufacturer, Gone Retro, on its e-commerce site. These revenues are shown net of cost of sales.

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. During the fiscal year 2014, the company has begun accruing for this service at a rate of £300GBP per month until which time the Officer becomes involved in other business activities not related to the company. For the current year to September 30, 2015 the company has accrued $4,137 in respect of rent. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future .

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

Our operating subsidiary has been selling street ware and gym and fitness apparel for the past 12 months and we have sold approximately 8,450 units to date. Most of our sales have been through our related party manufacturer, Gone Retro, on its e-commerce site. Some sales have occurred on third party e-commerce sites such as eBay and Asos Market Place, and others through small retail shops. Over this time, demand for products has often outstripped supply. This is due to the limited amount of funding available to date.

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

We have gone public and have registered 50,000,000 shares of our common stock. We only raised $48,800 from our offering and will need to raise more to take the steps below and fully implement our business plan.

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

With regards to new machinery, the acquisition of an inventory control system, industrial screening and printing machines would allow us to bring manufacturing in house and will require $30,000. Additional materials and equipment includes garments, embroidery machines and consumables, sewing machines, camera and integrated images from website to add to the printer for the items we make other materials, as well as certain pieces of small equipment to be used in the manufacturing of our products. The purchase of these items will depend on funds available, and management would budget $20,000. These assets and inventory items will be purchased immediately upon receipt of funding. Further developing our existing product ranges will require $20,000 for the coming year. This will be used to perform market research, design, develop and manufacture a new range. The acquisition of new machinery and inventory is our immediate priority along with securing funding. We acquired a new printing machine and industrial screening in June 2015 and 3 new sewing machines in August 2015 but hope to buy additional machinery and materials and inventory control system in the coming 6 to 12 months.

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

We intend to increase our online marketing and web presence immediately/when funding is received. We intend to instruct a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We estimate initially this will cost $2,500. Ultimately we aim to develop online global campaigns using Google adwords, Facebook, Ebay and Asos which allow you to target potential customers by topic, location and language. Google Adwords for example allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘gymwear’, ‘fitness apparel’, ‘urban clothing’ and other similar concepts that are popular in different countries/languages. With regards to the international markets we hope to establish our brand in, we have had our website reviewed by a marketing strategist who has begun to develop some basic advertising campaigns in the USA and Europe. The size and length of this campaign will depend on funding received. We intend to begin the campaign in March 2016 with the aim of increasing sprint/summer sales. A modest 3 month campaign would cost in the region of $10,000, but a more comprehensive/extensive campaigned could last up to six months/a year and would cost up to $30,000. We are however seeing a natural increase in sales which demonstrates organic growth.

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

Labor

We currently subcontract certain elements of the manufacturing process. Depending of the level of proceeds received we would like to bring these processes in house. This would require hiring a suitably skilled seamstress to use the aforementioned machinery. We will use specialized recruitment consultants to find such skilled individuals and will provide suitable training where necessary. We estimate a part-time individuals meeting our requirements will cost approximately $20,000 per annum and full time individuals would cost approximately $35,000. Should we raise sufficient funding we would start recruiting immediately. Alternatively we could continue to outsource elements of the manufacturing process until such a time those full time employees are financially viable. We would expect this to be within the next 12-24 months though organic growth should we not receive sufficient funding to recruit immediately. Required training will be funded through revenues or proceeds of this offering and employees will be sent on formal training courses offered by suitable industry trainers. Should we not receive the required proceeds the company will continue to use current skilled suppliers to complete the production of the garments. We intend to hire new employees depending on our production and marketing needs as funds are available. We expect this will be within the next 6 months and it will be prioritized in order of merit and depending on the increase in sales and new machinery acquired.

As an alternative to recruiting new staff and in an effort to penetrate the US market management is investigating the possibility of recruiting a celebrity such as a professional athlete or an easily recognizable person to endorse the brand. Management believe this would give the brand credibility and potentially increase sales in the US. Management are investigating different options but expect costs to be in the region of $35,000 per annum. Management have been in discussions with several martial art athletes. We have also been approached by a martial art equipment manufacturer who would like to use our brand name and allow us to distribute the products. Discussion are only preliminary at this stage and no agreements have been reached.

Offering Expenses, Legal and Accounting

In order to fund our operations, we believe that we need the $200,000. We will be required to compensate legal and accounting professional as we meet our reporting obligations with the Securities and Exchange Commission. We believe this will costs us approximately $25,000 for the next twelve months.

Results of Operations for the Three Months Ended September 30, 2015 and 2014.

Revenues

Our total revenue reported for the three months ended September 30, 2015 was $35,980, as compared with revenues of $5,785 for the same period ended September 30, 2014. Our total revenue reported for the nine months ended September 30, 2015 was $103,325, as compared with revenues of $18,235 for the same period ended September 30, 2014.

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

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2015 was $23,537, as compared with cost of goods sold of $188 for the same period ended September 30, 2014. Our cost of goods sold for the nine months ended September 30, 2015 was $59,934, as compared with cost of goods sold of $1,338 for the same period ended September 30, 2014.

Gross Profit

Gross profit for the three months ended September 30, 2015 was $12,443, or approximately 35% of sales, as compared with gross profits of $5,597, or approximately 97% for the same period ended September 30, 2014. Gross profit for the nine months ended September 30, 2015 was $43,391, or approximately 42% of sales, as compared with gross profits of $16,897, or approximately 93% for the same period ended September 30, 2014. The increase of cost of goods sold and the resulting decrease in profit margin was due to increased raw material and processing costs involved in printing and embroidering garments.

Operating Expenses

Operating expenses were $12,846 for the three months ended September 30, 2015, as compared with $4,419 for the same period ended September 30, 2014. Our operating expenses for the three months ended September 30, 2015 consisted of depreciation and amortization in the amount of $2,826, general and administrative expenses of $3,121 and professional fees of $6,899. Our operating expenses for the three months ended September 30, 2014 consisted of depreciation and amortization in the amount of $173 and general and administrative expenses of $4,246.

Operating expenses were $73,882 for the nine months ended September 30, 2015, as compared with $15,535 for the same period ended September 30, 2014. Our operating expenses for the nine months ended September 30, 2015 consisted of depreciation and amortization in the amount of $6,719, general and administrative expenses of $20,072 and professional fees of $47,091. Our operating expenses for the nine months ended September 30, 2014 consisted of depreciation and amortization in the amount of $429 and general and administrative expenses of $15,106.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss/Profit

Net loss for the three months ended September 30, 2015 was $1,386, as compared with a net profit of $1,192 for the same period ended September 30, 2014. Net loss for the nine months ended September 30, 2015 was $31,881, as compared with a net profit of $1,353 for the same period ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $7,661, consisting of cash. We had current liabilities of $19,462 as of September 30, 2015. Accordingly, we had a working capital deficit of $11,801 as of September 30, 2015.

Operating activities used $37,180 in cash for the nine months ended September 30, 2015. Our net loss of $31,881 and decrease in accounts payable of $16,155 were the main components of our negative operating cash flow.

Investing activities used $18,249 in cash for the nine months ended September 30, 2015. We purchased a garment printing machine during the period to account for the negative investing cash flow.

Financing activities for the nine months ended September 30, 2015 generated $37,148 in cash from $48,800 in proceeds from the sale of our common stock less $11,652 that was repaid to our director for advances to our company.

As outlined above, we expect to spend approximately a further $150,000 toward the initial implementation of our business plan over the course of our next full fiscal year. As of September 30, 2015, we had $7,661 in cash. The success of our business plan therefore depends on raising funds. If the maximum amount in our public offering is sold, we should have sufficient cash to carry out our business plan for the next twelve months. If substantially less than the maximum offering is sold, however, our ability to execute on our immediate business plan will be impaired. Our ability to operate beyond twelve months, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at September 30, 2015 amounted to $45,096. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining additional loans from Mr. Draper and from equity funding. However there can be no assurances that management's plans will be successful.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broke Out Inc.

Date:	November 3, 2015

By:	/s/ Jason Draper
Jason Draper
Title:	Chief Executive Officer