Form 10-K
period 2015-12-31
Broke Out Inc.
filed 2016-03-01
CIK 1634942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-202337

Broke Out, Inc.
(Exact name of registrant as specified in its charter)

Nevada	37-1774468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Eschersheimer Landstrasse 42 Frankfurt, Germany	60322
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (201) 241-4188

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,100,000, as of December 4, 2015; last sales price on this date was calculating the aggregate market value of the equity held by non-affiliates since (a) there were no trades occurred in the stock on the last business day of the registrant’s most recently completed second fiscal quarter; (b) no trades occurred in the stock subsequent to the registrant’s most recently completed second fiscal quarter; and (c) the closing bid and ask price as of end of the second fiscal quarter were not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 31,984,125 as of February 15, 2016

PART I
Item 1. Business
Overview
We were incorporated as Broke Out Inc. on December 19, 2014 in the State of Nevada.  Until recently, we were engaged in designing, manufacturing, and selling street ware and gym fitness apparel to customers. We operated through our wholly-owned subsidiary, Broke Out, Ltd., company organized under the Laws of England and Wales that we purchased from our former President, CEO and director, Jason Draper.
Because of the difficulties in raising additional funding for our apparel business and burdened with the costs of remaining compliant with our reporting obligations, we have been considering other business opportunities.  While we still own Broke Out, Ltd., and will continue to operate that business for the meantime, we believe we have located a business opportunity better suited for our shareholders, which is described below. We are therefore intending to dispose of the apparel business during the first or second quarter of 2016. As of this filing, we do not have any specific plans or arrangements for such disposal.
On January 27, 2016, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Digitrade Developments Ltd., a company organized under the laws of Belize (“Digitrade Developments”), whereby we agreed to issue 4,625,000 shares of our common stock to Digitrade Developments in exchange for 100% of the issued and outstanding equity interests of Megapps Ventures Inc., a Nevada corporation (“Megapps”).  Megapps was incorporated in the State of Nevada on October 16, 2015. Digitrade Developments is controlled by Chan Set Kuan, an individual residing in Malaysia. Prior to entering into the Exchange Agreement, Mr. Chan acquired 15 million shares of our common stock from our then-officer and director, Mr. Draper. Following acquisition of such shares, Mr. Chan became the sole executive officer and sole member of our board of directors.
Megapps owns certain Android and Apple mobile applications (the “Assets” or the “Apps”), which it purchased from Incorporate Apps Einzelunternehmen (“Incorporate Apps”), pursuant to the Asset Purchase Agreement, dated October 16, 2015, by and between Megapps, Georgi Tanmazov (an individual residing in Germany and the owner of all the equity interests in Incorporate Apps), and Incorporate Apps (the “Asset Purchase Agreement”) in exchange for $92,500 USD and certain post-closing covenants.  Per the Asset Purchase Agreement, Megapps agreed to (a) appoint Mr. Tanmazov to its Board of Directors, (b) employ Mr. Tanmazov on terms described below, and (c) in the event that within 120 days of the closing of the Asset Purchase Agreement, Megapps sells the Assets to an entity controlled by Megapps or its owners or Megapps conducts a reverse takeover with another entity, to cause Mr. Tanmazov to receive and ownership interest in the entity obtaining such Assets in an amount equal to 0.5% of the issued and outstanding ownership interests of such entity calculated at the time the Assets are deemed to be acquired by such entity.  The transactions under the Exchange Agreement trigger the obligation to deliver Mr. Tanmazov 0.5% of the issued and outstanding shares of our common stock calculated at the time of the closing of the Exchange Agreement.
Megapps employs Mr. Tanmazov to continue maintaining the Assets and development enhancements to the Assets during the period of his employment.  The compensation during the term of his employment with Megapps will consist of (i) a fixed salary of $600 USD per month, and (ii) twenty percent (20%) of all profits generated from the Assets during the period of Mr. Tanmazov’s employment by Megapps.  For purposes of the above calculation, “profits” means total revenue minus total expenses.  Mr. Tanmazov’s employment with Megapps can be terminated by him or Megapps upon sixty (60) days advance notice.  Upon termination, Megapps shall have no further obligation to pay any compensation to Mr. Tanmazov.
We intend to carry on the business of Megapps, as our primary line of business.

Our Business
Megapps is a software company specialized in the development of mobile apps and games for Google’s Android and Apple’s iOS platforms. Mr. Tanmazov oversees the maintenance and development of Megapps’ mobile apps and games.
Industry Profile & Outlook
Megapps operates primarily in the computer/software applications industry and specifically in the development of Android and iOS apps for mobile devices.  In the past 5 years the number of total apps on the Google Play Store has increased from around 200,000 in 2011 to around 1.6 million in 2015 and currently about 1.5 million apps in the Apple’s App store as well. The Google Play Store and Apple’s App Store are generally referred to herein as an “App Store.”
In 2014, there were approximately 1 billion Android devices being sold, with about 150 million iPhone devices being sold from Apple. We anticipate that these numbers will increase as more markets are introduced to smartphones.
Megapps generates revenue from selling certain applications in the App Stores and from displaying advertisements in certain applications. The Company has limited sales to date and a limited operating history to draw from. However, approximately sixty percent (60%) of Megapps’ revenue is generated from the sales of Apps and the remaining revenue comes for advertising.
Competition / SWOT Analysis
Strengths –
▪	Solid reputation in the US (rating and ranking in the apps) - some Apps are within the top 50 of their categories in the US and also top 500 out of all apps on the Google Play Store.
▪	Stable European market with strong reputation. Some Apps are consistently in the top 10 most downloaded in their region.
▪	Uniqueness of the Apps and solid source codes. Many of the other apps on the market are copycat apps, as opposed to a majority of Megapps’ Apps which are original and unique in their region.
▪	Very nice and prompt customer support. Megapps attempts to respond to customer inquiries within a few hours.
▪	Active user base of approximately 400,000 users per month currently.
Weaknesses –
▪	Lack of marketing
Opportunities –
▪	Development of new apps and improvement of the existing ones.
▪	Google’s new Play Store advertisement system based on cost per installation only will bring a lot of new customers.
Threats –
▪	Android OS updates. So far the Apps have been updated to the latest available Android 6.0 Marshmallow version, but future updates could break some functionalities. What this means is that with every Android update, some functionalities become unusable and Megapps must update its Apps to make the Apps useable again. Since the adoption of new OS versions on Android is not that good (meaning that Android device owners typically download new operating systems at a low pace), it is anticipated that it will take at least 2 years for effects to be felt, even if Google decides to limit some Apps. Google may decide to limit some Apps in the event the Apps are not updated to work with new Android operating system versions.

▪	Megapps is unable to make its Apps work 100% with all versions of Android devices. Megapps must predict how its customer base will adopt new Android operating system versions and modify its Apps to work with the greatest percentage of its customers’ devices.
Target Market
Megapps is focused on both operating through the App Stores, but has also been involved in licensing or B2B deals. The biggest potential is in partnership with various App store vendors who would pay us to develop themed Apps as directed by the vendors and then all us to offer those Apps for free to customers.
At the moment Megapps has around 400,000 monthly active users from around the globe, with the US taking around 30% of that share. We consider an active user to be a user that uses the installed App a least once in a 30-day period. We estimate to reach 1 million monthly active users by the end of 2016.  With the increase of the downloads, the revenue from served advertisements (which are advertisements, such as banners or text, that are displayed directly in our Apps) or direct sales are expected to increase as well.
Our Products
Megapps currently owns thirty-one (31) mobile device applications that it makes available to the market through the Google Play Store and Apple store. These apps operate on Android devices, and iOS devices such as iPhones, iPods and iPad tablets. The apps are basically utitlity applications, such as battery percentage icons, crime watch apps that display reports provided by local polic agencies in Berlin and Hamburg, Germany, call blocking, caller ID blocking, exporting of text messages or contacts, emergency panic buttons that send GPS coordinates to preset contacts, find my Android phone app, WiFi scanner, private messenger, sound app, call control apps and other smartphone function apps.
Sales & Marketing
Pricing Strategy
The price range of the Apps from Megapps is in the lower range of app pricing, but still not being offered very cheaply. The price range of between $2 to $5 is the result of long-term analysis and experimentation with different prices for the Apps and is seen as optimal for the current type of Apps. However, changes in the market happen quickly and this pricing could become obsolete or a deterrent to our growth.
Marketing Strategy
So far no specific marketing for our Apps has been done. Due to the high ranking and ratings of the Apps, the optimized app store app descriptions, the user's acquisition is done either directly through play store search or via deep linking from within the other Apps in the portfolio. Having a large portfolio of Apps helps drive more downloads, since each App can serve ads for the other Apps on the portfolio.
Primary Marketing Strategy Planned
With the introduction of Google’s Universal app campaigns a new marketing opportunity has been given to the app vendors to better target audiences through the Google Ad network in an efficient and cost effective way.
Marketing Objectives
Using Google’s Universal app campaigns, the goal is to target 2 million new installs or downloads in 2016. To achieve this number of installs a marketing budget of at least $100,000 USD will be required to generate a lot of installs on a cost per install (CPI) basis. A further objective is to increase the active users rate, which are currently at about 400,000 monthly active users.

Operations
Location(s)
The main operations are currently run out of a home office located in Berlin, Germany.
Process/Production
Currently Incorporate Apps has produced a number of apps, but new apps need to be developed and old apps need to be updated regularly. Outsourcing or staff hiring is intended for most of the new apps that need to be developed.
Competition
The app market is very competitive, with many companies developing apps worldwide. There are many companies who compete directly with our products and services.  These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.
The business in which we operate is highly competitive.  Continued evolution in the industry, as well as technological advancements, is opening up the market to increased competition.  Other key competitive factors include: industry consolidation; price; availability of financing; product and system performance; product quality, availability and warranty; the quality and availability of service; company reputation; and time-to-market.
Government Regulation
We are subject to various federal, state and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and those relating to the Internet, behavioral tracking, mobile applications and advertising and marketing activities. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.
Item 1A. Risk Factors.

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.
Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.
We have earned limited revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. Revenues generated were $131,515 for the year ended December 31, 2015 and $30,714 for the year ended December 31, 2014. Operating expenses were $130,186 for the year ended December 31, 2015 and $34,055 for the year ended December 31, 2014. We have incurred a net loss of $75,206 for the year ended December 31, 2015 and $6,309 for the year ended December 31, 2014. We have not attained sustained profitable operations since inception and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of December 31, 2015, we had cash in the amount of $3,762. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

Because we have a limited operating history, it is difficult to evaluate your investment in our stock.
Evaluation of our business will be difficult because we have a limited operating history. To date, revenues are not substantial enough to maintain us without additional capital injection if we determine to pursue a growth strategy before significant revenues are generated. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations; and our need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to sustain profitable operations, investors may lose their entire investment in us.
Because we are dependent on investment capital, we may not be able to continue our operations.
In order to fund our operations, we believe that we need $120,000 in order to continue to conduct our current business activities for the next twelve months. Our available funds combined with revenues will not fund our activities for the next twelve months. As of December 31, 2015, our current cash on hand is approximately $3,762. Our current monthly burn rate is approximately $10,000 per month. Based on our current burn rate, we will run out of funds in the first quarter of 2016 without additional capital and assuming revenues based on past performance from Megapps during that period. If we fail to raise sufficient funds, investors may lose their entire cash investment.
Investors bear the complete risk of losing their entire investment if we are unable to raise enough money. If we are not able to raise the entire $120,000, we will have to limit or eliminate important expenditures, such as the purchase of certain materials and supplies for use in the manufacturing of our products, lease space costs, marketing activities and labor, which will hinder our ability to generate significant revenues and cause a delay in the implementation of our business plan. Moreover, the less money we are able to raise, the more the risk that you will lose your entire investment.
If we are unable to maintain a good relationship with Apple and Google, our business will suffer.
Google Play Store and Apple App Store are our primary distribution, marketing, promotion and payment platform for our Apps. We expect to generate substantially all of our revenue through those platforms for the foreseeable future. Any deterioration in our relationship with Google or Apple would harm our business and adversely affect the value of our stock.
We are subject to Google's and Apple’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platform.
Our business would be harmed if:
▪	Google or Apple discontinues or limits access to its platform by us and other app developers;
▪	Google or Apple removes one of our revenue-producing Apps from their store;
▪	Google or Apple modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or change how the personal information of its users is made available to application developers on the their platform or shared by users from Google and Apple's strong brand recognition and large user base.

If Google or Apple lose their market position or otherwise fall out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our Apps, which would consume substantial resources and may not be effective. In addition, Google and Apple have broad discretion to change their terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.
We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.
Mobile apps, from which we expect to derive all of our revenue, is a new and rapidly evolving industry. The growth of the mobile app industry and the level of demand and market acceptance of our Apps are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the mobile app industry, many of which are beyond our control, including:
▪	changes in consumer demographics and public tastes and preferences;
▪	the availability and popularity of other forms of entertainment;
▪	the worldwide growth of personal computer, broadband internet and mobile device users, and the rate of any such growth; and
▪	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.
Our ability to plan for app development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential users. New and different types of entertainment may increase in popularity at the expense of mobile apps. A decline in the popularity of apps in general, or our Apps in particular, would harm our business and prospects.
We have a new business model and a short operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.
We began operations in in the mobile apps business in 2010, and we have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects.
Our growth depends on our ability to consistently launch new apps that achieve significant popularity. Each of our Apps requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades. Our ability to successfully launch, sustain and expand apps and attract and retain a user-base largely will depend on our ability to:

▪	anticipate and effectively respond to changing app interests and preferences
▪	anticipate or respond to changes in the competitive landscape
▪	effectively market new apps and enhancements to our existing users and new users
▪	minimize launch delays and cost overruns on new apps
If our Apps do not maintain their popularity, our results of operations could be harmed.
In addition to creating new apps that are attractive to a significant number of users, we must extend the life of our existing Apps, in particular our most successful Apps. For an App to remain popular, we must constantly enhance, expand or upgrade it with new features users find useful. Such constant enhancement requires the investment of significant resources, particularly with older Apps, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current Apps.
Our Apps target a specific market, and may be negatively impacted by updates to the Android platform and unfavorable reviews, which could harm our business and results of operations.
Because our Apps are very specific on what they can do there is potential for them to be serving too narrow of a market.  Another risk posed to our Apps are updates to the Android platform, which could render some of our Apps or their features obsolete. In addition, negative reviews or ratings by app users could lower the number of downloads of our Apps.  Each of the foregoing could harm our business and results of operations.
Any failure or significant interruption in our network could impact our operations and harm our business.
Our technology infrastructure is critical to the performance of our Apps and to user satisfaction. Our Apps run on a complex distributed system, or what is commonly known as cloud computing. This system is operated by third parties that we do not control and which would require significant time to replace. We expect this dependence on third parties to continue.
Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.
Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results.
There are low barriers to entry in the app industry, and competition is intense.
The app industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of apps to be introduced. In addition, we have limited experience in developing apps for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote resources to developing apps for those platforms, we will face significant competition from established companies and new-comers.
We may in the future be, subject to intellectual property disputes, which are costly to defend and could require us to pay significant damages and could limit our ability to use certain technologies in the future.

We may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors, non-practicing entities and former employers of our personnel. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new App, stop offering an App or certain features of an App, pay royalties or significant settlement costs, purchase licenses or modify our Apps and features while we develop substitutes.
Programming errors or flaws in our Apps could harm our reputation or decrease market acceptance of our Apps, which would harm our operating results.
Our Apps may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new Apps and rapidly release new features to existing Apps under tight time constraints. We believe that if our users have a negative experience with our Apps, they may be less inclined to continue or resume using them or recommend our Apps to other potential users. Undetected programming errors, App defects and data corruption can disrupt our operations, adversely affect the experience of our users.
Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users.
If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Apps, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.
Fluctuations in foreign currency exchange rates will affect our financial results, which we report in U.S. dollars.
We get paid in both Euros and United States Dollars and pay expenses in both Euros and U.S. Dollars.  As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Fluctuations in the exchange rates between the U.S. Dollar and the Euro could result in the dollar equivalent of expenses being higher and/or the dollar equivalent of foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could have a negative impact on our reported operating results.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the OTC Markets and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.
We also expect that being a public company, subject to these rules and regulations, will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our business operations.
We have a limited operating history and must be considered an emerging business. Megapps’ operations will be subject to all the risks inherent in the establishment of an emerging business and the uncertainties arising from the absence of a significant operating history. We may be unable to operate on a profitable basis. Potential investors should be aware of the difficulties normally encountered by emerging business enterprises that is trying to achieve growth. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
We currently depend on the continued services and performance of the one (1) employee of Megapps, Georgi Tanmazov. We have not entered into an employment agreement with Mr. Tanmazov, and he can terminate his employment at any time. The loss of Mr. Tanmazov could disrupt our current Apps, delay new app development, and decrease user retention, which would have an adverse effect on our business.
As we continue to grow, we cannot guarantee we will be able to attract the personnel we need to maintain our competitive position. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
Megapps is obligated to pay 20% of its profits to Mr. Tanmazov as long as he is employed by Megapps and this may negatively impact our business and results of operations.
In connection with the Asset Purchase Agreement, Megapps, agreed to pay Mr. Tanmazov 20% of all profits generated by from the assets purchased by Megapps pursuant to the Asset Purchase Agreement.  The profits are defined as total revenue minus total expenses.  The obligation to make such payment to Mr. Tanmazov only lasts as long as he is employed by Megapps to maintain the Apps and may have a negative impact on our business and results of operations.
Because our principal assets are located in Germany, outside of the United States, and our sole executive officer and sole director resides outside of the United States, it may be difficult for an investor to enforce any right based on U.S. federal securities laws against us and/or our sole officer and director, or to enforce a judgment rendered by a United States court against us or our sole officer or director.
Our principal operations and assets are located in Germany, outside of the United States, and our sole executive officer and sole director is a non-resident of the United States. Therefore, it may be difficult to effect service of process on our sole officer or director in the United States, and it may be difficult to enforce any judgment rendered against our sole officer or director. As a result, it may be difficult or impossible for an investor to bring an action against our officer or director, in the event that an investor believes that such investor's rights have been infringed under the U.S. securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, the laws of Germany, or any other country, may render that investor unable to enforce a judgment against the assets of our officers or directors. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, compared to shareholders of a corporation doing business and whose officers and directors reside within the United States.
Additionally, because our assets are located outside of the United States, they will be outside of the jurisdiction of United States courts to administer, if we become subject of an insolvency or bankruptcy proceeding. As a result, if we declare bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the United States under United States bankruptcy laws. We believe that if the prospective investors are located outside of the United States, that the protection afforded them by the United States bankruptcy code will be unavailable for them, or that it may not be enforceable where the primary assets are located.

As an Emerging Growth Company under the Jobs Act, we are permitted to rely on exemptions from certain disclosures requirements.
We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:
▪	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
▪	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
▪	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and
▪	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Because our Articles of Incorporation and Bylaws and Nevada law limit the liability of our officers, directors, and others, shareholders may have no recourse for acts performed in good faith.
Under our Articles of Incorporation, Bylaws, and Nevada law, each of our officers, directors, employees, attorneys, accountants and agents are not liable to us or the shareholders for any acts they perform in good faith, or for any non-action or failure to act, except for acts of fraud, willful misconduct or gross negligence. Our articles and bylaws provide that we will indemnify each of our officers, directors, employees, attorneys, accountants and agents from any claim, loss, cost, damage liability and expense by reason of any act undertaken or omitted to be undertaken by them, unless the act performed or omitted to be performed constitutes fraud, willful misconduct or gross negligence.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.
The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.
The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Our common stock is currently deemed a "penny stock," which makes it more difficult for our investors to sell their shares.
Our common stock is subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth (i.e., total assets less intangible assets and liabilities) of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our common stock.
Volatility in our common stock price may subject us to securities litigation.
The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to us and could divert our management's attention and resources from managing our operations and business.
We have never paid dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.
We have never paid dividends on our common stock and we intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them.

Our board could issue "blank check" preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights, and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.
Our certificate of incorporation authorize the issuance of up to 10,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, our board of directors issued preferred stock with super voting rights.  This action could impede the success of any attempt to effect a change in control of our company.
Because there is no established market four our stock and our common stock is not listed on a stock exchange, stockholders may not be able to resell their shares at or above the price paid for them.
There is not established market for our common stock. Our common stock trades on the OTC market under ticker symbol BRKO. Stocks which trade on the OTC markets tend to be illiquid and volatile and could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, among other factors. Further, our common stock is not listed on a stock exchange, nor do we currently intend to list the common stock on a stock exchange. There are no assurances that an active public market for our common stock will develop. Therefore, stockholders may not be able to sell their shares at or above the price they paid for them.
Among the factors that could affect our stock price are:
▪	industry trends and the business success of our vendors;
▪	actual or anticipated fluctuations in our quarterly financial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors;
▪	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
▪	announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors;
▪	regulatory and legislative developments;
▪	litigation;
▪	general market conditions;
▪	other domestic and international macroeconomic factors unrelated to our performance; and
▪	additions or departures of key personnel.
Requirements associated with being a reporting public company will require significant company resources and management attention.
We are a voluntary filer under the Securities Exchange Act of 1934, as a result of having filed a Registration Statement on Form S-1, pursuant to section 15(d) of the Securities Exchange Act of 1934. As a voluntary filer we intend to continue to file periodic reports to maintain current information with the SEC on Forms 10-Q, 10-K and 8-K as prescribed by the rules and Regulations of the Securities Exchange Act of 1934. We work with independent legal, accounting and financial advisors to ensure adequate disclosure and control systems to manage our growth and our obligations as a company that files reports with the SEC. These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for us.  It will require the time and attention of management and will require the hiring of additional personnel and legal, audit and other professionals. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the impact that our management's attention to these matters will have on our business.
Item 2. Properties

We do not own any real property. We maintain our corporate office at Firlstr. 34/36, 12459 Berlin, Germany.  We intend to rent a virtual office in Germany in the future.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “BRKO” on the OTCPink operated by OTC Markets Group, Inc.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	0.50	0.50
September 30, 2015	n/a	n/a
June 30, 2015	n/a	n/a
March 31, 2015	n/a	n/a
Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	n/a	n/a
September 30, 2014	n/a	n/a
June 30, 2014	n/a	n/a
March 31, 2014	n/a	n/a

On February 18, 2016, the last sales price per share of our common stock was $3.30.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 15, 2016, we had 31,984,125 shares of our common stock issued and outstanding, held by eleven (11) shareholders of record, with others holding shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.       we would not be able to pay our debts as they become due in the usual course of business, or;
2.       our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds
On January 28, 2016, we issued to Digitrade Developments 4,625,000 shares of our common stock in exchange for 100% of the issued and outstanding equity interests of Megapps.  Digitrade Developments is controlled by Chan Set Kuan, our sole officer and director.  Prior to the closing of the Exchange Agreement, Megapps purchased certain assets of Incorporate Apps Einzelunternehmen, in exchange for $92,500 and other consideration.

Pursuant to the Asset Purchase Agreement, as a result of the completion of the Exchange Agreement, Megapps, our wholly-owned subsidiary, agreed to cause Mr. Tanmazov to receive an ownership interest in an amount equal to 0.5% of our issued and outstanding common stock calculated at the time the Assets purchased by Megapps pursuant to the Asset Purchase Agreement are deemed to be acquired by us.  As a result, Mr. Tanmazov was granted 159,125 shares of our common stock on January 28, 2016.
The foregoing issuances were made to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation Sand/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:
•	Each of the parties receiving shares are residents and citizens of a foreign country and were not in the United States at the time of the sale of the shares;
•	Each of the parties receiving shares agree to resell the shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration; and
•	The certificate representing the shares sold contain a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the hold may engage in hedging transactions with regards to Broke Out’s common stock unless in compliance with the Act.
Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

 Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Result of Operations for the Years Ended December 31, 2015 and 2014
The result of operations discussed below are those of apparel business that we have operated since 2014 and do not include the result of operations of the app busienss we acquried on January 28, 2016.
Revenues
Our total revenue reported for the year ended December 31, 2015 was $131,515, as compared with revenues of $30,714 for the same period ended December 31, 2014.
Most of our revenues are attributable to third-party e-commerce sites and some at small retail shops in the UK. Our push to move our product to these sales avenues was the reason for the increase in sales in 2015 over 2014. We also generated revenue from sales through Gone Retro, our related party manufacturer, on its e-commerce site, but there was only a slight increase in sales in 2015 over 2014 for these sales.
We do not expect an increase in revenues for the year ended December 31, 2016, as a result of the challenges we will face in the transition to a new business model.  We intend to jettison our clothing apparel business, as we believe a better opportunity exists for our shareholders in mobile apps and games for Google’s Android and Apple’s iOS platforms. We hope that, as our new mobile app business takes over, we will enjoy larger margins and a better opportunity for profitability.
Cost of Goods Sold
Our cost of goods sold for the year ended December 31, 2015 was $75,033, as compared with cost of goods sold of $2,936 for the same period ended December 31, 2014. The increase in our cost of goods sold was attributable to our increased sales and the fact we have brought the manufacture of many items of clothing in house rather than from our third party supplier.
Gross Profit
Gross profit for the year ended December 31, 2015 was $56,482, or approximately 43% of sales, as compared with gross profits of $27,778, or approximately 90% for the same period ended December 31, 2014. The increase of cost of goods sold was due to increased raw material and processing costs involved in printing and embroidering garments and the fact we have brought the manufacture of many items of clothing in house rather than from our third party supplier.
Operating Expenses
Operating expenses were $130,186 for the year ended December 31, 2015, as compared with $34,055 for the same period ended December 31, 2014. Our operating expenses for the year ended December 31, 2015 consisted of depreciation and amortization in the amount of $9,350, general and administrative expenses of $62,906 and professional fees of $57,931. Our operating expenses for the year ended December 31, 2014 consisted of depreciation and amortization in the amount of $1,118 and general and administrative expenses of $32,937.
We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described in this Annual Report to implement our business plan and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.
Net Loss
Net loss for the year ended December 31, 2015 was $75,206, as compared with a net loss of $6,309 for the same period ended December 31, 2014.

Liquidity and Capital Resources
As of December 31, 2015, we had total current assets of $3,762, consisting of cash. We had current liabilities of $12,458 as of December 31, 2015. Accordingly, we had a working capital deficit of $8,696 as of December 31, 2015.
Operating activities used $24,060 in cash for the year ended December 31, 2015. Our net loss of $75,206 and decrease in accounts payable of $6,088 were the main components of our negative operating cash flow, offset by contributed services of $47,884 and a change in depreciation and amortization expense of $9,350.
Investing activities used $18,249 in cash for the year ended December 31, 2015. We purchased a garment printing machine during the period to account for the negative investing cash flow.
Financing activities for the year ended December 31, 2015 generated $20,077 in cash from $48,800 in proceeds from the sale of our common stock less $28,723 that was repaid to our director for advances to our company.
As outlined in this Annual Report, we expect to need approximately $120,000 in additional capital to meet our operating needs over the course of our next full fiscal year. As of December 31, 2015, we had $3,762 in cash. The success of our business plan therefore depends on raising funds. If we are able to raise $120,000, we should have sufficient cash to satisfy our operating obligations. If we raise less than $120,000, however, our ability to meet such obligations will be impaired. Our ability to operate beyond twelve months, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.
Going Concern
Our assets at December 31, 2015 amounted to $38,514. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.
Off Balance Sheet Arrangements
As of December 31, 2015, there were no off balance sheet arrangements.
Critical Accounting Policies
In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.  Our significant accounting policies are set forth in Note 2 to the Financial Statements.
Recently Issued Accounting Pronouncements
We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2015 and 2014
F-3	Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014
F-4	Consolidated Statement of Stockholders’ (Deficiency) Equity for the year ended December 31, 2015
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
F-6	Notes to Consolidated Financial Statements

The Board of Directors
Broke Out, Inc.
Frankfurt, Germany

We have audited the accompanying consolidated balance sheets of Broke Out, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broke Out, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
March 1, 2016

Broke Out Inc.
Consolidated Balance Sheets
As of December 31, 2015 and December 31, 2014

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$3,762	$24,650
Total Current Assets	3,762	24,650
Fixed Assets
Property & Equipment, net of accumulated depreciation of $8,042 and $950, respectively.	29,119	19,602
Intangibles, net of accumulated depreciation of $1,768 and $171, respectively	5,633	7,595

TOTAL ASSETS	$38,514	$51,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$12,458	$18,545
Advances from related party	-	28,724
Total Current Liabilities	12,458	47,269
Total Liabilities	12,458	47,269

Commitment & Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 27,200,000 and 15,000,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	27,200	15,000
Additional paid-in capital	80,415	(4,069)
Accumulated deficit	(81,559)	(6,353)
Total Stockholders' Equity	26,056	4,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,514	$51,847

The accompanying notes are an integral part of these financial statements.

Broke Out Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2015 and 2014

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Net revenues from related party	$32,730	$26,532
Third-party Sales	98,785	4,182
Total Revenue	131,515	30,714
Cost of Goods Sold, related to third party sales	75,033	2,936

Gross Profit	56,482	27,778

Operating Expenses
Depreciation and Amortization	9,350	1,118
General and administrative expenses	62,906	32,937
Professional Fees	57,930	-
Total Operating Expenses	130,186	34,055

Other Expenses
Exchange Gain(Loss)	(1,502)	(32)
Total Other Expenses	(1,502)	(32)

Loss before Provision for Income Taxes	(75,206)	(6,309)

Provision for Income Taxes	-	-

Net Income (Loss)	$(75,206)	$(6,309)

Net Loss per Share: Basic and Diluted	$(0.00)	$0.00

Weighted Average Number of Shares Outstanding: Basic and Diluted	22,289,013	15,000,000

The accompanying notes are an integral part of these financial statements.

Broke Out Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
As of December 31, 2015

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	-	-	-	(44)	(44)

Stock issued for Broke Out Ltd	10,000,000	10,000	(10,000)	-	-
					.
Stock issued for cash	5,000,000	5,000	-	-	5,000

Rent Contribution	-	-	5,931	-	5,931

Net loss	-	-	-	(6,309)	(6,309)
Balance, December 31, 2014	15,000,000	15,000	(4,069)	(6,353)	4,578

Rent Contribution	-	-	5,502	-	5,502

Contributed Services	-	-	42,382	-	42,382

Stock issued for cash at $0.004 per share	12,200,000	12,200	36,600	-	48,800

Net loss	-	-	-	(75,206)	(75,206)
Balance, December 31, 2015	27,200,000	27,200	80,415	(81,559)	26,056

The accompanying notes are an integral part of these financial statements.

Broke Out Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,206)	$(6,309)
Adjustments to reconcile net loss to net cash used in operating activities
Contributed services	47,884	5,931
Depreciation and amortization expense	8,689	1,118
Changes in operating assets and liabilities:
Accounts payable	(6,087)	18,545
Net cash used by operating activities	(24,720)	19,285

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,249)	(26,352)
Net cash used in investing activities	(18,249)	(26,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	31,627	26,717
Repayments to director	(60,350)	-
Proceeds from sale of common stock	48,800	5,000
Net cash provided by financing activities	20,077	31,717

Effect of exchange rate changes on cash	2,004	-

Changes in cash during the period	(20,888)	24,650

Cash at beginning of period	24,650	-

Cash at end of period	$3,762	$24,650

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Broke Out Inc.
Notes to the Consolidated Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company was incorporated, for the purpose of designing, manufacturing, and selling street wear and gym fitness apparel to customers.

The Company has elected December 31 as its fiscal year end.

Basis of presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

We recognize revenue for both third party and related party sales in accordance with ASC 605-10 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, prices are fixed or determinable, and collectability is reasonably assured.

Revenue is recognized for sales transacted when the customer receives and pays for the merchandise at the register. For sales where we ship the merchandise to the customer revenue is recognized at the time the customer receives the product. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold in the Consolidated Statement of Operations. Revenues are presented net of estimated returns and any taxes collected from customers and remitted to governmental authorities.

Third party revenue is recognized gross on the sale and delivery of a product or the completion of a service provided.

We make related party sales through our related party manufacturer, Gone Retro, on its e-commerce site. These revenues are shown net of cost of sales.

We recognize related party sales on a net basis as our related party absorbs inventory and collection risk of loss.

Classification of Expenses

Cost of goods sold and occupancy expenses include the following:

●	the cost of merchandise;
●	inventory shortage and valuation adjustments;
●	freight charges;
●	shipping and handling costs;
●	costs associated with our sourcing operations, including payroll and related benefits;
●	production costs;
●	insurance costs related to merchandise; and
●	rent, occupancy, depreciation, and amortization related to our store operations, distribution centers, and certain corporate functions

Inventory

The company does not currently hold any inventory.
Income Taxes
The Company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.
Depreciation, Amortization and Capitalization

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the residual balance method over their estimated useful lives (15 years). Amortization of our website is calculated by the residual balance method over their estimated useful lives (5 years). Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at December 31, 2015 and 2014.

Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders’ equity. These amounts were immaterial at December 31, 2015 and 2014. Foreign currency transaction gains and losses are included in current earnings and totaled $1,502 and $32 for the years ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	December 31,	December 31,
	2015	2014
Equipment	37,161	20,552
Less accumulated depreciation	8,042	950
Equipment, net	29,119	19,602

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $7,092 and $950 for each of the years ended December 31, 2015 and 2014 respectively.

NOTE 4 - INTANGIBLES

Intangibles consisted of:

	December 31,	December 31,
	2015	2014
Website development	7,401	7,766
Less accumulated amortization	1,768	171
Intangibles, net	5,633	7,595

Intangible assets are amortized over their useful lives beginning when placed in service. Amortization expenses were $1,597 and $171 for the years ended December 31, 2015 and 2014 respectively.

NOTE 5 - PROVISION FOR INCOME TAXES

For the years ended December 31, 2015 and 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax assets generated by the loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $81,559 at December 31, 2015, and will expire beginning in the year 2034.

The provision for Federal income tax consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014
Federal income tax benefit attributable to:
Current operations	$81,515	$6,309
Less: valuation allowance	(81,515)	(6,309)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31, 2015 and 2014:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$27,715	$2,145
Valuation allowance	(27,715)	(2,145)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. The Company accrues for this service at a rate of £300GBP per month, which totaled $5,502 and $5,931 for the fiscal years ended December 31, 2015 and 2014, respectively, until which time the Officer becomes involved in other business activities not related to the Company. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 - GOING CONCERN

As set forth on the Company's balance sheet, its assets total $38,514. This amount does not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company's books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from directors and from equity funding, via proceeds raised from the offering set forth in this prospectus. However, there can be no assurances that management's plans will be successful.

NOTE 8 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

 Gone Retro is owned and operated by our former President and CEO, Mr. Jason Draper.

Total compensation paid to the director was $38,414 for the year ended December 31, 2015, which was recognized as contributed services in additional paid in capital.

As of December 31, 2015, the balance of the amounts due from the director was $Nil, while the amount due was $28,724 as of December 31, 2014. During the fiscal year ended December 31, 2015, the Company recognized $42,382 in director salary as contributed services in Additional Paid In Capital. The amounts borrowed from the director during the year were unsecured, non-interest bearing, and had no specific terms of repayment. The Company neither owns nor formally leases any real or personal property, and an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

We make related party sales through our related party manufacturer, Gone Retro, on its e-commerce site. For the years ended December 31, 2015 and 2014, these sales amounted to $32,730 and $26,532, respectively. These revenue amounts are shown net of cost of sales.

On December 19, 2014, the Company’s founder, President and CEO, Jason Draper, acquired 5,000,000 common shares, at a price of $0.001 per share.

On December 19, 2014, the Company’s founder, President and CEO, Jason Draper, sold his shares in Broke Out, Ltd to us in exchange for 10,000,000 shares of the Company’s common stock.

NOTE 9 – CAPITAL STOCK

The Company was incorporated on December 19, 2014 in Nevada with authorized capital of 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

On December 19, 2014, the Company issued 5,000,000 shares of common stock to the founder for cash proceeds of $5,000.

On December 19, 2014, the Company purchased all of the issued and outstanding shares of Broke Out, Ltd. from our current officer and director, Jason Draper, in exchange for 10,000,000 shares of our common stock.

As of June 30, 2015, the Company sold an aggregate of 12,200,000 shares of its common stock in its registered offering at a price of $0.004 per share resulting in proceeds to the Company of $48,800.

There were 27,200,000 shares of common stock issued and outstanding at December 31, 2015. There were no shares of preferred stock issued and outstanding at December 31, 2015.

NOTE 10 – SUBSEQUENT EVENTS

In January 2016, we began considering a better business opportunity due to the difficulties in raising additional funding for our apparel business and burdened with the costs of remaining compliant with our reporting obligations.  While we still own Broke Out, Ltd., and will continue to operate that business for the meantime, we believe we have located a business opportunity better suited for our shareholders, which is described below. We are therefore intending to dispose of the apparel business during the first or second quarter of 2016. As of this filing, we do not have any specific plans or arrangements for such disposal.

On January 27, 2016, the Company entered into a Share Exchange Agreement with Digitrade Developments Ltd., a company organized under the laws of Belize, whereby the Company agreed to issue 4,625,000 shares of its common stock to Digitrade Developments in exchange for 100% of the issued and outstanding equity interests of Megapps Ventures Inc., a Nevada corporation.  Megapps was incorporated in the State of Nevada on October 16, 2015. Digitrade Developments is controlled by Chan Set Kuan, an individual residing in Malaysia.

On January 27, 2016, Jason Draper sold 15,000,000 common stock of the Company to Mr. Chan Set Kuan in a private transaction. Following the transaction Mr. Jason Draper and Sarah Burgin resigned as officers and directors of the Company. Mr. Chan is now the sole executive officer and sole member of the Board of Directors of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2015.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officer and director:

Name	Age	Position(s) and Office(s) Held
Chan Set Kuan	53	President, Chief Executive Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Chan Set Kuan - President, CEO and Director

Chan Set Kuan has been President, CEO and Director of our company since January 27, 2016.

Mr. Chan Set Kuan, age 53, has served as the Executive Sales Manager of IOL Group KL Division since 2010.  Prior to this, Mr. Chan Set Kuan was the Supervisor of Sales for Sime Darby Group.  He received Bachelor in Administrative Management from Kuala Lumpur Metropolitan University College, and a Master of Business Administration from the University of Malaya.

Aside from that provided above, Mr. Kuan does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. We believe that Mr. Kuan’s experience working with applications and his sales experience provide him the qualifications, attributes and skills necessary to serve on the Board.

Georgi Tanmazov – Chief Technology Officer of Megapps

Mr. Tanmazov, age 33, Founded Incorporate Apps Einzelunternehmen in September of 2010 and has overseen its operations ever since.   Incorporate Apps Einzelunternehmen develops Android, IOS and Blackberry applications for tablets and mobile phones.  Prior to this, Mr. Tanmazov was a software developer and SCRUM Master at Roamsys GmbH from September 2009 through April 2010.  He is experienced in the development of web applications, structural database design, data storage design and data mining.  Mr. Tanmazov received a Master of Science in Informatics from the University of Applied Science in Trier, Germany.  He received a Bachelor of Computer Science from Technical University in Varna, Bulgaria.

Aside from that provided above, Mr. Tanmazov does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Directors

Our bylaws authorize no less than one (1) director or more than thirteen (13) directors. We currently have two directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officer and director and the Georgi Tanmazov, the CTO of Megapps.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Chan Set Kuan, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Draper Former Chief Executive Officer, Principal Executive Officer and Director	2014 2015	26,771 38,414	0 0	0 0	0 0	0 0	0 0	0 0	26,771 38,414
Sarah Burgin Former Chief Financial Officer	2014 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

We have compensated Mr. Draper with a limited salary for 2014 and 2015 commensurate with our limited growth to date. We anticipate providing more significant compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jason Draper	-	-	-	-	-	-	-	-	-
Sarah Burgin	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 15, 2016, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 83, High Street, Stony Stratford, Milton Keynes, United Kingdom, MK11 1AT.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership(1)	Percent of class(2)
Common	Chan Set Kuan(3)	19,625,000	61.36%
Common	Georgi Tanmazov(4)	159,125	0.5%
Common	Total all executive officers and directors (2 persons)	19,784,125	61.86%

Common	Other 5% Shareholders
	None

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 31,984,125 voting shares as of February 15, 2016.

(3)	Chan Set Kuan is the beneficial owner of Digitrade Developments Ltd., a Belize corporation. Digitrade Developments Ltd. directly owns 4,625,000 shares of our common stock. Mr. Kuan directly owns 15,000,000 shares of our common stock.

(4)	Georgi Tanmazov is the Chief Technology Officer for Megapps and is responsible for maintaining the Megapps’ mobile applications. Mr. Tanmazov is also the owner of Incorporate Apps Einzelunternehmen from which Megapps acquired certain assets prior to our acquiring all the issued and outstanding capital stock of Megapps.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations),  for the past two fiscal years  there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.
As of December 31, 2014, the balance of the amounts due to or from our founder, President and CEO, Jason Draper was $28,723. The amounts loaned to and from Mr. Draper were unsecured, non-interest bearing, and had no specific terms of repayment.
On December 19, 2014, our founder, President and CEO, Mr. Draper acquired 5,000,000 common shares, at a price of $0.001 per share.
On December 19, 2014 our founder, President and CEO, Mr. Draper, sold his shares in Broke Out, Ltd to us in exchange for 10,000,000 shares of our common stock.
Mr. Draper is the owner and operator of Gone Retro, our distributor/manufacturer, a company that specializes in day wear and vintage clothing. Ms. Burgin also works for Gone Retro. We share an office with Gone Retro, Mr. Draper provides our office services without charge. There is no obligation for him to continue this arrangement. During the fiscal year 2014, the company has begun accruing for this service at a rate of £300GBP per month. We also have a small retail space in the Gone Retro store which forms part of the aforementioned office services provided by Mr. Draper. Gone Retro provides garments, printing and shipping for us at a rate of £8.98 per garment, £4.12 per item for shipping, any additional cost of sales including merchant fees are simply recharged. All garments fall under this rate, e.g., head ware, jackets, sweaters, t-shirts etc. We intend to use our embroidery machine to embroider hats, t-shirts, etc. for our customers and also for Gone Retro. Gone Retro uses its space and machinery for the manufacture and retail of its own apparel business. With financing, we hope to set up our own shop and manufacturing and become more self-sustaining.

On January 28, 2015, we entered into the Exchange Agreement with Digitrade Developments, whereby we agreed to issue 4,625,000 shares of our common stock in exchange for 100% of the issued and outstanding equity interests of Megapps.  Digitrade Developments is controlled by Chan Set Kuan, an individual residing in China and the Chief Executive Officer and sole director of our company.

Pursuant to the Asset Purchase Agreement, as a result of the completion of the Exchange Agreement, Megapps, our wholly-owned subsidiary, agreed to cause Mr. Tanmazov to receive an ownership interest in our commons stock in an amount equal to 0.5% of the issued and outstanding ownership interests of our common stock calculated at the time the Assets purchased by Megapps pursuant to the Asset Purchase Agreement are deemed to be acquired by us.  As a result, Mr. Tanmazov was granted 159,125 shares of our common stock on January 28, 2016.

Megapps employs Mr. Tanmazov to continue maintaining the Assets and development enhancements to the Assets during the period of his employment.  The compensation during the term of his employment with Megapps will consist of (i) a fixed salary of $600 USD per month, and (ii) twenty percent (20%) of all profits generated from the Assets during the period of Mr. Tanmazov’s employment by Megapps.  For purposes of the above calculation, “profits” means total revenue minus total expenses.  Mr. Tanmazov’s employment with Megapps can be terminated by him or Megapps upon sixty (60) days advance notice.  Upon termination, Megapps shall have no further obligation to pay any compensation to Mr. Tanmazov.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$16,000	$2,250	$0	$0
2014	$6,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Form S-1 filed on February 27, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broke Out, Inc.

By: /s/ Chan Set Kuan
Chan Set Kuan
President, Chief Executive Officer, Principal Executive Officer and Director
March 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chan Set Kuan
Chan Set Kuan
President, Chief Executive Officer, Principal Executive Officer and Director
March 1, 2016